Form 10-K
IRE REAL ESTATE GROWTH FUND LTD SERIES 28
filed 1995-03-29
CIK 769643

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


  For the Fiscal Year Ended                       Commission File Number
    December 31, 1994                                      0-13877
-------------------------                          ---------------------



                I.R.E. REAL ESTATE GROWTH FUND, LTD. - SERIES 28
                 (Exact Name of Registrant as Specified in its
                      Certificate of Limited Partnership)

            Florida                                    59-2558815
  ---------------------------             ----------------------------------

    (State of Organization)            (I.R.S. Employer Identification Number)

1750 E. Sunrise Boulevard
Fort Lauderdale, Florida                                           33304
---------------------------------------------------------------- ---------

(Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code: (305) 760-5200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units
                   $500 Per Unit - Minimum Purchase 6 Units/
                  4 Units for an Individual Retirement Account

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------        ------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                            [X]

Documents Incorporated by Reference

Portions of the Prospectus of the Registrant, dated August 9, 1985, are incorporated by reference into Part IV.


                                     PART I
                                     ------



ITEM 1.  BUSINESS
-----------------
I.R.E. REAL ESTATE GROWTH FUND, LTD. - SERIES 28 is a limited partnership organized under the laws of the State of Florida as of July 29, 1985. It was primarily engaged in the business of improving, operating and holding for investment, income producing real properties. The two properties which were previously owned by the Registrant were foreclosed by the mortgage lenders in 1989. Also in 1989, the property owned by a joint venture, in which the Partnership had a 43.5% interest, was sold. See Note 2 of Notes to Financial Statements for a discussion of the disposition of all the Partnership properties. The Partnership is a party to material litigation. See Item 3. `Legal Proceedings.'' At December 31, 1994, there is a partners' deficit and the Partnership is dependent upon the managing general partner for continued economic support. It is anticipated that the Partnership will be liquidated with no distributions to the partners.

Alan B. Levan and I.R.E. Advisors Series 28, Corp. are the general partners of the Registrant. I.R.E. Advisors Series 28, Corp., as Managing General Partner, manages and controls the Registrant's affairs and has general responsibility and the ultimate authority in all matters affecting the Registrant's business.

Affiliates of the general partners of the Registrant also own and operate their own improved real estate and may have investment objectives and policies similar to those of the Registrant. Registrant may be in competition with other limited partnerships served by affiliates of the Managing General Partner or by other companies wherein the individual general partner is a controlling stockholder.

On December 31, 1994, Registrant had no employees. The balance of information required in Item 1 is either inapplicable or not material to an understanding of the Registrant's business.


ITEM 2.  PROPERTIES
-------------------

None


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Martha Hess, et. al., on behalf of themselves and all others similarly situated,
--------------------------------------------------------------------------------
v.  Gordon, Boula, Financial Concepts, Ltd., KFB Securities, Inc., et al.  In
------------------------------------------------------------------------
the Circuit Court of Cook County, Illinois. On or about May 20, 1988, an individual investor filed the above referenced action against two individual defendants, who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals, and against approximately sixteen publicly offered limited partnerships, including Registrant, interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in Registrant (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constituted a violation of such Act, and that the Plaintiff, and all others who purchased securities through the individual or corporate defendants, should be permitted to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The Partnership's securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. In accordance with the Court's order, in April 1990, funds were placed in escrow to rescind sales of 30 Partnership units. Approximately $20,800 was placed in escrow representing $14,300 for the recision of units and $6,500 for interest thereon. The financial statements reflected the recision of units as a reduction of partners' capital and included the interest portion as a charge to general and administrative, other in 1990.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may be entitled to rescission. The Partnership and the other co-defendants sought leave to appeal before the Illinois Supreme Court and on October 6, 1993, the leave to appeal was denied. Plaintiff's claims are now pending in Circuit Court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The individual and corporate defendants sold a total of $461,500 of limited partnership interests in the Partnership. As of December 31, 1994, limited partners holding approximately $307,000 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $565,000. A provision of $273,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly partners' capital (deficit), units outstanding, and per unit information, including loss per unit amounts, have not been adjusted for the potential rescission of units.

Cheryl and Wayne Hubbell, et al., vs. I.R.E. Advisors Series 26, Corp. et al.,
------------------------------------------------------------------------------
in the California Superior Court in Los Angeles, California, Case No. BC049913. This action was filed as a class action during March 1992 on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd. against the managing and individual general partners of the above named
partnerships and the officers and directors of those entities.   The plaintiffs
allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material facts and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Plaintiffs filed an amended complaint, which the Court dismissed in February 1993 pursuant to a motion to dismiss filed by the Defendants. Plaintiffs thereafter filed a second amended complaint in February 1993 which was also dismissed. Plaintiffs filed a third amended complaint which defendants answered in April 1993. During May 1994, plaintiffs agreed to dismiss all defendants relating to Series 25, Series 27 and Income Fund, leaving just the claims relating to Series 26 and Series 28.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND
------------------------------------------------------------------------------
RELATED SECURITY HOLDER MATTERS
-------------------------------

a) There is no established public trading market for Registrant's units of limited partnership interest.

b) There are approximately 1,700 holders of units of limited partnership interest as of December 31, 1994.

c)   See Item 6.-Selected Financial Data regarding Registrant's distributions,
                 -----------------------
     incorporated herein by reference as if set forth herein.


                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

For the five years ended December 31, 1994.

                         1990        1991        1992        1993        1994
                         ----        ----        ----        ----        ----

Revenues           $    31,326      15,049      10,358       7,500      10,171
                    ==========  ==========  ==========  ==========  ==========
Net (loss)         $  (103,642)   (117,484)   (291,399)   (104,334)    (90,379)
                    ==========  ==========  ==========  ==========  ==========
Net (loss) per
 weighted average
 limited partnership
 unit outstanding  $     (3.61)      (4.09)     (10.14)      (3.63)      (3.15)
                    ==========  ==========  ==========  ==========  ==========
Total assets       $   379,818     341,850     327,143     307,950     292,604
                    ==========  ==========  ==========  ==========  ==========
Partners' capital
 (deficit)*        $   302,302     184,818    (106,581)   (210,915)   (301,294)
                    ==========  ==========  ==========  ==========  ==========


* Deficit amounts relate to general partner accounts and not to limited partners.

There have been no distributions in the above periods.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS OF I.R.E. REAL ESTATE GROWTH FUND, LTD.  - SERIES 28
------------------------------------------------------------------

A description of the Partnership's original investment properties follows:

   * Glenridge 5871 Office Building ("Glenridge") - A 65,000 square foot office building located in Atlanta, Georgia. This property was foreclosed in August 1989.
   * Park Oaks Shopping Center ("Park Oaks") - A 127,000 square foot shopping center located in San Antonio, Texas. This property was foreclosed in February 1989.

   * West Market Street Shopping Center ("West Market") - A 156,000 square foot shopping center located in Greensboro, North Carolina through a joint venture in which the Partnership had a 43.5% interest. This property was sold in June 1989.

The Partnership was organized on July 29, 1985, to engage in acquiring, improving, developing, operating and holding for investment, income producing real properties. On September 12, 1985, sufficient capital had been raised to allow funds to be released from escrow to the Partnership. The Partnership closed the offering in December 1985, having raised $14,239,500 in capital and issued 28,477 units of limited partnership interest at $500 per unit.

In November 1985 and January 1986 the Partnership acquired Glenridge and Park Oaks, respectively. In July 1986, the Partnership acquired, through a joint venture with an affiliated partnership, a 43.5% interest in West Market. The equity method of accounting was used for the Partnership's investment in the joint venture. In 1989, Glenridge and Park Oaks were foreclosed by the mortgage lenders and West Market was sold. See note 2 of the notes to financial statements for additional information relating to these properties.

Interest income increased for the year ended December, 31, 1994 as compared to the comparable period in 1993 primarily due to an increase in yields on the investment of funds. Interest income decreased for the year ended December 31, 1993 as compared to the prior year comparable period primarily due to decreased yields on the investment of funds.

General and administrative expenses to affiliates decreased for the period ended December 31, 1994 as compared with the comparable periods in 1993 and 1992 primarily due to decreased cost associated with administrative and accounting service reimbursements. These cost reimbursements are associated with filing requirements to regulatory agencies, tax return preparation, general accounting services and monitoring of litigation.

Other general and administrative expenses decreased for the year ended December 31, 1993 as compared to the comparable period in 1992 primarily due to the interest accrued of $215,000 in 1992 on the potential rescission of partnership units. In 1993 and 1994 the interest accrued on the potential rescission of units amounted to $29,500 and $28,700, respectively. (See note 4 of the notes to the financial statements for a discussion on the rescission of units.)

At December 31, 1994, the Partnership had cash and cash equivalents amounting to approximately $293,000. Potential uses of such funds consist of the Partnership's potential exposure from the litigation discussed in note 4 (approximately $565,000) and legal fees related thereto and payment of liabilities incurred. It is anticipated that the Partnership will be liquidated and the managing general partner is considering when such liquidation should be effected. During the first quarter of 1993, the balance in the limited partners' capital accounts was reduced below zero. Due to the limited liability of the limited partners, amounts less than zero are being transferred to the general partners capital accounts. If the Partnership subsequently has additions to the capital accounts, allocations to the limited partners' capital accounts will resume after the excess allocations to the general partners' accounts have been reversed.


                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)


ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS
------------------------------------------
Independent Auditors' Report

Financial Statements:

      Balance Sheets - December 31, 1993 and 1994

      Statements of Operations - For each of the Years in the Three Year Period ended December 31, 1994

      Statements of Partners' Capital (Deficit) - For each of the Years in the Three Year Period ended December 31, 1994

      Statements of Cash Flows - For each of the Years in the Three Year Period ended December 31, 1994

      Notes to Financial Statements



                          INDEPENDENT AUDITORS REPORT
                          ---------------------------


The Partners
I.R.E. Real Estate Growth Fund, Ltd.-Series 28

We have audited the financial statements of I.R.E. Real Estate Growth Fund, Ltd.-Series 28 (a Florida Limited Partnership), as listed in the accompanying index. These financial statements are the responsibility of I.R.E. Real Estate Growth Fund, Ltd.-Series 28's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I.R.E. Real Estate Growth Fund, Ltd.-Series 28, at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles

As discussed more fully in note 5, the Partnership is dependent upon the general partner for continued economic support until the date of liquidation which the managing general partner is considering when such liquidation should be effected.






                                KPMG PEAT MARWICK LLP


Fort Lauderdale, Florida
March 24, 1995



                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

                                 Balance Sheets
                           December 31, 1993 and 1994




                                     Assets
                                     ------



                                                            1993       1994
                                                            ----       ----

Cash and cash equivalents                               $ 307,850    292,504
Other assets, net                                             100        100
                                                          -------    -------

                                                        $ 307,950    292,604
                                                          =======    =======


                 Liabilities and Partners' Capital (Deficit)
                 -------------------------------------------



Accrued expenses                                          244,500    273,227
Accounts payable and other liabilities                      8,943      9,226
Due to affiliates                                         265,422    311,445
                                                          -------    -------
      Total liabilities                                   518,865    593,898
                                                          -------    -------

Partners' (deficit):
  28,447 limited partnership units issued
   and 28,424 and 28,447 units outstanding in 1994       (210,915)  (301,294)
                                                         --------   --------

   and 1993
                                                        $ 307,950    292,604
                                                         ========   ========



                See accompanying notes to financial statements.



                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

                            Statements of Operations
     For each of the Years in the Three Year Period ended December 31, 1994



                                                1992      1993      1994
                                                ----      ----      ----
Revenues:
 Interest income                            $   9,426     7,500     10,171
 Other income                                     932       -         -
                                              -------    ------    ------
   Total revenues                              10,358     7,500     10,171
                                             --------    ------    -------


Costs and expenses:
 General and administrative:
   To affiliates                               57,426    57,091     46,023
   Other                                      244,331    54,743     54,527
                                             --------  --------   --------
    Total costs and expenses                  301,757   111,834    100,550
                                              -------   -------    -------

Net (loss)                                  $(291,399) (104,334)   (90,379)
                                             ========  ========   ========

Net (loss) per weighted average limited
   partnership unit outstanding             $  (10.14)    (3.63)     (3.15)
                                             ========  ========   ========



                See accompanying notes to financial statements.



                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

                   Statements of Partners' Capital (Deficit)
     For each of the Years in the Three Year Period ended December 31, 1994



                                           Limited     General
                                          Partners    Partners        Total
                                          ----------  ----------    ---------

Balance at December 31, 1991              $   298,043  (113,225)      184,818

Net (loss)                                   (288,485)   (2,914)     (291,399)
                                           ----------   -------    ----------

Balance at December 31, 1992                    9,558  (116,139)     (106,581)

Net (loss)                                   (103,291)   (1,043)     (104,334)

Limitation of limited partner
 liability                                     93,733   (93,733)          -
                                           ---------- ---------    ---------

Balance at December 31, 1993                     -     (210,915)     (210,915)

Net (Loss)                                    (89,475)     (904)      (90,379)

Limitation of limited partner
 liability                                     89,475   (89,475)          -
                                           ---------- ---------    ---------

Balance at December 31, 1994              $       -    (301,294)     (301,294)
                                           ========== =========    ==========






               See accompanying notes to financial statements.


                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

                            Statements of Cash Flows
     For each of the Years in the Three Year Period ended December 31, 1994

                                                 1992      1993       1994
                                                 ----      ----       ----

Operating Activities:
Net (loss)                                 $  (291,399)  (104,334)  (90,379)
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
  Changes in operating assets and
    liabilities:
  Increase in accrued expenses,
    accounts payable and other
    liabilities, and due to
    affiliates                                 276,692     85,141    75,033
  Decrease in other assets, net                  2,845        -         -
                                              --------    -------  -------
    Net cash (used) by operating
      activities                               (11,862)   (19,193)  (15,346)
                                              --------    -------  ---------

  Decrease in cash and cash equivalents        (11,862)   (19,193)  (15,346)

Cash and cash equivalents at beginning
 of year                                       338,905    327,043   307,850
                                              --------   --------  --------

  Cash and cash equivalents at end of year $   327,043    307,850   292,504
                                              ========   ========  ========




                See accompanying notes to financial statements.


                 I.R.E. Real Estate Growth Fund, Ltd.-Series 28
                        (A Florida Limited Partnership)

                         Notes to Financial Statements


(1) Summary of Significant Accounting Policies
----------------------------------------------

General
-------

I.R.E. Real Estate Growth Fund, Ltd. - Series 28 (the "Partnership") was organized on July 29, 1985 in accordance with the provisions of the Florida Uniform Limited Partnership Act to invest in, hold and manage income producing real estate, which is improved or which would be improved within a reasonable time after acquisition. A sufficient amount of capital was raised to allow funds to be released from escrow to the Partnership on September 12, 1985. The Partnership closed the offering in December 1985, having raised $14,239,500 in capital and issued 28,477 units of limited partnership interest at $500 per unit.

The Managing General Partner has complete authority in the management and control of the Partnership. I.R.E. Advisors Series 28, Corp. is the Managing General Partner and Alan B. Levan is the individual General Partner of the Partnership. The General Partners may serve in the same capacity for other entities having similar investment objectives. Should any conflicts of interest arise among these entities, the management of the managing general partners will, at their sole discretion, resolve such conflicts.

Compensation to General Partners and Affiliates
-----------------------------------------------
The General Partners and/or their affiliates are entitled to receive compensation only as specified by the Partnership Agreement. The determination of amount and timing of payment is subject to certain limitations and to cash distribution preferences of limited partners. Following is a brief description of such compensation and the services to be rendered:

Underwriting Commissions:

   Due upon the sale of Partnership units of interest.

Non-recurring Acquisition Fees:

   Principally for evaluating and selecting real property for potential purchase by the Partnership.

Property Management Fee:

   Due for services in connection with the continuing professional property management of the Partnership properties.

Partnership Management Fee:

  Due for services rendered in evaluating and selecting properties for the Partnership, reviewing cash requirements, including the determination of the amount and timing of distributions, making decisions as to the nature and terms of the acquisition and disposition of such properties, selecting, retaining and supervising consultants, contractors, architects, engineers, lenders, borrowers, agents and others and otherwise generally managing the day-to-day operations of the Partnership.

Subordinated Real Estate Commissions:

   Related to sales of Partnership properties.

Interest in Cash from Sales or Refinancing:

   Due also for services as listed under "Partnership Management Fee".

Interest in Net Income and Net Loss as Determined for Federal Income Tax
Purposes:

  In general, 1% of net losses and the greater of (a) 1% of net income or (b) an amount of such net income which is in proportion to the percentage of cash distributed to the General Partners as a Partnership Management Fee and for their Interest in Cash From Sales or Refinancing.

Cash and Cash Equivalents
-------------------------

Included as a cash equivalent at December 31, 1993 and 1994 is $300,000 and $275,000, respectively, of overnight securities ("REPO's"). There is no significant difference between cost and market. The underlying securities were Freddie Mac Collaterized Mortgage Obligations and Freddie Mac Adjustable Rate mortgages for 1993 and 1994, respectively.

Income Taxes
------------

The payment of income taxes is the obligation of the individual partners, therefore, there is no provision for income taxes in the accompanying financial statements. The Partnership's tax returns have not been examined by Federal or state taxing authorities.

Net income or loss reported for income tax purposes involves, among other things, various determinations relating to properties purchased. Although management of the Partnership believes that such determinations were appropriate, there can be no assurance that the Internal Revenue Service will not contest the Partnership's tax treatment of various items or, if contested, such treatment will be sustained by the Courts. Further, there is a possibility that the Treasury will amend existing regulations or promulgate new regulations, and such action may be retroactive. Accordingly, the tax status of the Partnership and the availability of prior and future income tax benefits to limited partners may be adversely affected.

Financial Reporting
-------------------

The Partnership maintains its accounting records on a modified cash basis. The accompanying financial statements are presented on an accrual basis. Cash equivalents include liquid investments with a maturity of three months or less. It is anticipated that the Partnership will be liquidated upon resolution of the litigation discussed in note 4.

(2) Properties
--------------

Following is a brief description of the properties originally owned by the Partnership.

a)  Glenridge 5871 Office Building
    ------------------------------

   This property consisted of a three and one-half story office building, on a
   3.3 acre site, in Atlanta, Georgia. The building contained 65,309 net rentable square feet and the parking lot surrounding the building had approximately 220 parking spaces.

   International Business Machines ("IBM"), a tenant at Glenridge when it was acquired by the Partnership, vacated the premises in 1987, but continued making rental payments until their lease expired in May 1988. IBM was the principal tenant, occupying approximately 45,000 square feet or 69% of the building. IBM's move was part of an overall consolidation of its Atlanta offices into a downtown Atlanta location and resulted in empty buildings like Glenridge throughout the region. Apart from the IBM move, the Atlanta market had weakened significantly and many properties were being foreclosed and many of these properties were being offered for sale or rental at reduced rates. Because of anticipated cash flow deficits of approximately $50,000 a month during 1989, the Partnership's equity and cash position, as well as relevant market factors in Georgia, continuing debt service payments on the office building was no longer justified. Even though an appraisal reflected an amount slightly in excess of existing indebtedness, efforts to restructure the indebtedness or sell the property were unsuccessful. As a result, the Partnership ceased debt service payments in May 1989. In August 1989, the lender re-acquired the property through foreclosure.

b)  Park Oaks Shopping Center
    -------------------------

   In January 1986, the Partnership acquired a 126,787 rentable square foot shopping center in San Antonio, Texas. Due to overbuilding and the condition of the overall Texas economy, the occupancy at Park Oaks decreased from approximately 84% at the end of 1986 to approximately 73% at the end of February 1989. Additionally, the average rental rate per square foot declined from approximately $12 per square foot to approximately $8 per square foot for the same period. Assuming leasing the then current vacant space and renewing tenants with leases expiring in 1989 at current market rates and considering estimated tenant refit costs and leasing commissions required in the San Antonio market, it was anticipated that the property would have generated negative cash flow in 1989 in excess of $530,000. A February 1989 appraisal indicated that the market value of the property was approximately $8,200,000 as compared to the non-recourse debt of $8,850,000 securing the property.


   Because of the cash flow deficits from operations, the then current value of the shopping center and relevant economic factors in Texas, support of the property without adjustments of debt service was not justified. The lender was contacted and negotiations were held to modify the terms of the indebtedness. When such negotiations failed to produce a viable alternative, the Partnership determined that continuing debt service payments on Park Oaks was no longer justified. Accordingly, the Partnership ceased monthly interest payments due on the indebtedness encumbering the property as of January 1, 1989. The lender initiated foreclosure proceedings, and in February 1989, re-acquired the property through foreclosure.

c)  West Market Street Shopping Center
    ----------------------------------

   During July 1986, the Partnership and I.R.E. Real Estate Fund, Ltd. - Series 27 ("Series 27"), through a joint venture in which the Partnership and Series 27 had beneficial interests of 43.5% and 56.5%, respectively, purchased West Market Street Shopping Center, a 155,680 square foot shopping center located in Greensboro, North Carolina. In June 1989, the joint venture sold the West Market Street Shopping Center and the joint venture was subsequently liquidated.

(3) Reconciliation of Net Loss and Partners' Capital (Deficit)
--------------------------------------------------------------

The following reconciliation provides details of the nature and the amount of differences between net loss and partners' capital (deficit) per the accompanying financial statements and the Partnership tax return.

                                                1992        1993        1994
                                                ----        ----        ----
Net (loss):
Amount reported for financial statement
 purposes                                  $  (291,399)   (104,334)  (90,379)
Difference between accrual basis of
 accounting used for financial statements
 and the method used for income tax purposes   215,000      29,500    28,727
                                              --------     -------  --------
Amount reported for income tax purposes    $   (76,399)    (74,834)  (61,652)
                                              ========     =======  ========

                                                1992        1993        1994
                                                ----        ----        ----
Partners' capital (deficit):
Amount reported for financial statement
 purposes                                  $  (106,581)   (210,915) (301,294)
Difference in financial statement/income
 tax depreciation expense                     (489,193)   (489,193) (489,193)
Differences due to items initially deducted
 for income tax purposes but capitalized
 for financial statement purposes related
 to properties acquired                       (100,078)   (100,078) (100,078)
Difference between accrual basis of
 accounting used for financial statements
 and the method used for income tax purposes    25,707      55,205    83,932
Cost of raising capital, deducted from
 partners' capital for financial statements
 and included in other assets from income
 tax purposes                                1,868,258   1,868,258 1,868,258
Difference in financial statement/income
 tax treatment of property dispositions        778,566     778,566   778,566
                                             ---------   --------- ---------
Amount reported for income tax purposes    $ 1,976,679   1,901,843 1,840,191
                                             =========   ========= =========

(4)  Litigation
---------------

During May 1988 an individual investor filed an action against two individuals who allegedly sold securities without being registered as securities brokers, two corporations organized and controlled by such individuals and against approximately sixteen publicly offered limited partnerships, including the Partnership, interests in which were sold by the individual and corporate defendants.

Plaintiff alleged that the sale of limited partnership interests in the Partnership (among other affiliated and unaffiliated partnerships) by persons and corporations not registered as securities brokers under the Illinois Securities Act constitutes a violation of such Act, and that the Plaintiff, and all others who purchased securities brokers under individual or corporate defendants, are entitled to rescind their purchases and recover their principal plus 10% interest per year, less any amounts received. The Partnership's securities were properly registered in Illinois and the basis of the action relates solely to the alleged failure of the Broker Dealer to be properly registered.

In November 1988, Plaintiff's class action claims were dismissed by the Court. Amended complaints, including additional named plaintiffs, were filed subsequent to the dismissal of the class action claims. Motions to dismiss were filed on behalf of the Partnership and the other co-defendants. In December 1989, the Court ordered that the Partnership and the other co-defendants rescind sales of any plaintiff that brought suit within three years of the date of sale. In accordance with the Court's order, in April 1990, funds were placed in escrow to rescind sales of 30 Partnership units. Approximately $20,800 was placed in escrow representing $14,300 for the recision of units and $6,500 for interest thereon. The financial statements reflected the recision of units as a reduction of partners' capital and included the interest portion as a charge to general and administrative, other in 1990. Plaintiffs have appealed the Court's order.

Plaintiffs appealed, among other items, the Court's order with respect to plaintiffs that brought suit after three years of the date of sale. In February 1993, the Appellate court ruled that the statute of limitations was tolled during the pendency of the class action claims. Therefore, those investors that brought suit within 3.6 years and potentially 4 years from the date of sale may
be entitled to rescission.   The Partnership and the other co-defendants sought
leave to appeal before the Illinois Supreme Court and on October 6, 1993, leave to appeal was denied. Plaintiff's claims are now pending in circuit court. Plaintiffs filed a purported Class Action Amendment on March 24, 1994 seeking to consolidate and amend their claims. The amendment sought to continue the claims against the predecessor partnerships along with their general partners and sought to add BFC as a defendant. The plaintiffs also moved for class certification. Motions to dismiss and to deny class certification have been filed. Before plaintiffs responded or the motions were heard, plaintiffs filed a new motion for leave to file consolidated class action amendments and a new motion for class certification. The individual and corporate defendants sold a total of $461,500 of limited partnership interests in the Partnership. As of December 31, 1994, limited partners holding approximately $307,000 of limited partnership interests had filed an action for rescission. Under the appellate decision, if rescission was made to all remaining limited partners that filed an action, refunds, at March 31, 1995, (including interest payments thereon) would amount to approximately $565,000. A provision of $273,000 has been made in the accompanying financial statements for interest on amounts that would be due upon rescission, however, the financial statements do not reflect a rescission of the units subject to the Court ruling. Accordingly partners' capital (deficit), units outstanding, per unit information, including loss per unit amounts, have not been adjusted for the potential rescission of units.

During March 1992 two investors filed a class action, on behalf of all purchasers of I.R.E. Real Estate Fund, Ltd. - Series 25, I.R.E. Real Estate Fund, Ltd. - Series 26, I.R.E. Real Estate Fund, Ltd. - Series 27, I.R.E. Real Estate Growth Fund, Ltd. - Series 28 and I.R.E. Real Estate Income Fund, Ltd., against the managing and individual general partners of the above named
partnerships and the officers and directors of those entities.   The plaintiffs
allege that the offering materials distributed in connection with the promotions of these limited partnerships contained misrepresentations of material fact and that the defendants misrepresented and concealed material facts from the plaintiffs during the time the partnerships were in existence. The complaint asserts two causes of action for fraud, one of which is based on a claim for intentional misrepresentation and concealment and one of which is based on a claim of negligent misrepresentation. The complaint also contains a claim for breach of fiduciary duty. The complaint seeks unspecified compensatory and punitive damages, attorneys' fees and costs. Motion to dismiss has been filed by defendants and are currently pending before the court. Management intends to vigorously defend this action. During May 1994, plaintiffs agreed to dismiss all defendants relating to Series 25, Series 27 and Income Fund, leaving just the claims relating to Series 26 and Series 28.

(5) Other Matters
-----------------

At December 31, 1994, the Partnership had cash and cash equivalents amounting to approximately $293,000. Potential uses of such funds consist of the Partnership's potential exposure from the litigation discussed in note 4 (approximately $565,000) and legal fees related thereto and payment of liabilities as incurred. It is anticipated that the Partnership will be liquidated and the managing general partner is considering when such liquidation should be effected. In the event that the Partnership can not satisfy its liabilities, the General Partner may be called upon to provide any required funds. During the first quarter of 1993, the balance in the limited partners' capital accounts was reduced below zero. Due to the limited liability of the limited partners, amounts less than zero are being transferred to the general partners capital accounts. If the Partnership subsequently has additions to the capital accounts, allocations to the limited partners' capital accounts will resume after the excess allocations to the general partners' accounts have been reversed. Net loss per weighted average limited partnership unit outstanding was calculated on the basis of loss allocation prior to the consideration of limited partner liability.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

None.

                                   PART III
                                   --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Registrant has no directors or officers.

a) Directors.
   ----------

   Listed below are the directors of I.R.E. Advisors Series 28, Corp., Managing General Partner of Registrant, all of whom are to serve until the election and qualification of their respective successors unless sooner removed from office:

         NAME                     AGE        POSITIONS HELD
         ----                     ---        --------------


         Alan B. Levan            50      Director since 1985

         Earl Pertnoy             68      Director since 1985

         Carl E. B. McKenry, Jr.  65      Director since 1985

b) Executive Officers.
   -------------------


   Listed below are the executive officers of I.R.E. Advisors Series 28, Corp., all of whom are to serve until they resign or are replaced by the Board of
   Directors:
                NAME               AGE               POSITIONS HELD
                ----               ---               --------------


           Alan B. Levan          50      President since 1985

           Glen R. Gilbert        50      Senior Vice President since 1985;
                                            Chief Financial Officer since 1987;
                                            Secretary since 1988
c) Certain Significant Employees.
   ------------------------------

   Not applicable.

d) Family Relationships.
   ---------------------

   Not applicable.

e) Business Experience.
   --------------------

   ALAN B. LEVAN formed the I.R.E. Group in 1972. Since 1978, he has been the Chairman of the Board, President, and Chief Executive Officer of BFC Financial Corporation (or its predecessor companies), a financial services and savings bank holding company. He is also Chairman of the Board and President of I.R.E. Realty Advisors, Inc., I.R.E. Properties, Inc., I.R.E. Realty Advisory Group, Inc., U.S. Capital Securities, Inc., and Florida Partners Corporation. Mr. Levan is also Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. Mr. Levan is also an individual general partner and an officer and a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   GLEN R. GILBERT has been Senior Vice President of BFC Financial Corporation since 1984, Chief Financial Officer since 1987 and Secretary since 1988. Mr. Gilbert has been a certified public accountant since 1970. Mr. Gilbert serves as an officer of Florida Partners Corporation and of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   EARL PERTNOY has been for more than the past five years a real estate investor and developer. He has been a director of BFC Financial Corporation and its predecessor companies since 1978. He is a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

   CARL E. B. McKENRY, JR. is the Director of the Small Business Institute at the University of Miami in Coral Gables, Florida. He has been associated in various capacities with the University since 1955. He has been a director of BFC Financial Corporation since 1981 and is a director of the corporate general partners of various public limited partnerships (including the Registrant), all of which are affiliated with BFC Financial Corporation.

f) Certain Legal Proceedings.
   --------------------------

   None.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

a) Cash Compensation.
   ------------------

   The Registrant has no officers or directors.

   The Registrant did not pay salaries or expenses of the officers and directors of the general partner of the Registrant in 1994 except for travel and other expenses directly related to activities of the Registrant.

b) Compensation Pursuant to Plans.
   -------------------------------

   Registrant has no annuity, pension or retirement plan for any director, officer or employee.

c) Other Compensation.
   -------------------

   Not applicable.

d) Compensation of Directors.
   --------------------------

   Registrant has no directors.

e) Termination of Employment and Change of Control Arrangement.
   ------------------------------------------------------------

   Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

a) No person owns 5% or more of Registrant's voting securities.

b) Registrant has no officers or directors.
                                                     (3)
                                                  AMOUNT AND
                                 (2)              NATURE OF        (4)
         (1)             NAME AND ADDRESS OF      BENEFICIAL     PERCENT
   TITLE OF CLASS          BENEFICIAL OWNER       OWNERSHIP      OF CLASS
   --------------          ----------------       ----------     --------

                                 (i)
   Units of Limited      Alan B. Levan             6 Direct     0% (approx.)
   Partnership           1750 E. Sunrise Blvd.
   Interest              Fort Lauderdale, FL  33304

                         All other directors and
                         officers of the Managing
                         General Partner as a
                         group                     0 Direct     .0%
                                                   --------     ---

                                  TOTAL            6 Direct     .0% (approx.)
                                                   ========     ===

   (i) Alan B. Levan is a general partner of Registrant and is President and Director of the Managing General Partner.

c) Registrant knows of no contract or other arrangement that could result in a change in control of registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

a) & b)During the year ending December 31, 1994, the following entities earned fees which were accrued by Registrant for services rendered with respect to the Registrant:

                  NAME AND
           RELATIONSHIP TO REGISTRANT    TRANSACTION               AMOUNT
           ---------------------------   -----------               ------
           BFC Financial Corporation     Reimbursement for
           and subsidiaries,              administrative and
           Affiliates of the General      accounting services      $46,023
           Partners

c) Indebtedness of Management.
   ---------------------------

   None.

d) Transactions with Promoters.
   ----------------------------

   Not applicable.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

A-1.   See Item 8. Financial Statements and Supplementary Data.

A-2. All financial statement schedules are omitted as the required information is either not applicable or is presented in the financial statements and related notes.

A-3.   Exhibits:

       (3) Articles of incorporation and by-laws. Limited Partnership Agreement set forth as Exhibit A to the Prospectus of the Partnership dated August 9, 1985, as filed with the Commission pursuant to Rule 424(c),is hereby incorporated herein by reference.

       (4) Instruments defining the rights of security holders, including indentures - Not applicable.

       (9)    Voting trust agreement - Not applicable.

       (10)   Material contracts - Not applicable.

       (11)   Statement re computation of per share earnings - Not applicable.

       (12)   Statements re computation of ratios - Not applicable.

       (13) Annual report to security holders, Form 10-Q or quarterly report to security holders - Not applicable.

       (18)   Letter re change in accounting principles - Not applicable.

       (19)   Previously unfiled documents - Not applicable.

       (22)   Subsidiaries of the Registrant - Not applicable.

       (23) Published report regarding matters submitted to a vote of security holders - Not applicable.

       (24)   Consents of experts and counsel - Not applicable.

       (25)   Power of attorney - Not applicable.

       (28)   Additional exhibits - None.

       (29) Information from reports furnished to state insurance regulatory authorities - Not applicable.


B. REPORTS ON FORM 8-K
   -------------------

   No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
   No annual report or proxy material for the year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         I.R.E. REAL ESTATE GROWTH FUND, LTD. - SERIES 28
                                  Registrant
                         By:   I.R.E. Advisors Series 28, Corp.,
                               Managing General Partner



                         By:   /S/ Alan B. Levan
                               -------------------------------------------
                               Alan B. Levan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Alan B. Levan                                         March 27, 1995
-------------------------------------------------------
Alan B. Levan, Director and Principal Executive Officer






/S/ Earl Pertnoy                                          March 27, 1995
-------------------------------------------------------
Earl Pertnoy, Director






/S/ Carl E.B. McKenry, Jr.                                March 27, 1995
-------------------------------------------------------
Carl E.B. McKenry, Jr., Director